Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2021-L5
filed 2022-03-30
CIK 1856967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-227446-14

Central Index Key Number of the issuing entity: 0001856967

Morgan Stanley Capital I Trust 2021-L5

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor:0001549574

Barclays Capital Real Estate Inc.

(exact name of the sponsor as specified in its charter)

New York	35-7287128 38-4169358 38-4169359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSC 2021-L5 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the MGM Grand & Mandalay Bay mortgage loan, which is serviced pursuant to the BX 2020-VIVA trust and servicing agreement attached hereto as Exhibit 4.2;

•   the Signature Office Portfolio mortgage loan, which is serviced pursuant to the GSMS 2020-GSA2  pooling and servicing agreement attached hereto as Exhibit 4.3;

  • the Appletree Business Park mortgage loan, which is serviced pursuant to the GSMS 2020-GSA2 pooling and servicing agreement attached hereto as Exhibit 4.3; and

•   the McCarthy Ranch mortgage loan, which is serviced pursuant to the MSC 2020-L4 pooling and servicing agreement attached hereto as Exhibit 4.4.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

•   The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

•   The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

•   Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the GSMS 2020-GSA2 pooling and servicing agreement, pursuant to which the Signature Office Portfolio mortgage loan and the Appletree Business Park mortgage loan are serviced, and the MSC 2020-L4 pooling and servicing agreement, pursuant to which the McCarthy Ranch mortgage loan is serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSC 2021-L5 master servicer, is not affiliated with any sponsor and services only the Signature Office Portfolio mortgage loan, the Appletree Business Park mortgage loan and the McCarthy Ranch mortgage loan, which collectively constitute less than 5% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as GSMS 2020-GSA2 master servicer and MSC 2020-L4 master servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Situs Holdings, LLC is the special servicer under the BX 2020-VIVA trust and servicing agreement, pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced.  Because Situs Holdings, LLC is not the MSC 2021-L5 special servicer, is not affiliated with any sponsor and services only the MGM Grand & Mandalay Bay mortgage loan, which constitutes less than 5% of the mortgage pool, Situs Holdings, LLC, as BX 2020-VIVA special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Citibank, N.A., as certificate administrator under the BX 2020-VIVA trust and servicing agreement, pursuant to which the MGM Grand & Mandalay Bay mortgage loan is serviced, engaged U.S. Bank National Association to perform the related custodial services with respect to such mortgage loan, and U.S. Bank National Association performed all such custodial services pursuant to the related pooling and servicing agreement. Because U.S. Bank National Association is not the MSC 2021-L5 custodian, is not affiliated with any sponsor and only serviced the MGM Grand & Mandalay Bay mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as a BX 2020-VIVA servicing function participant, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

 In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.10, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated May 11, 2021.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of May 1, 2021, between Morgan Stanley Capital I Inc., as depositor, KeyBank National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on February 4, 2022 under SEC File No. 333-227446-14 and incorporated by reference herein).

(4.2) Trust and Servicing Agreement, dated as of May 5, 2020, between Citigroup Commercial Mortgage Securities Inc., as depositor, KeyBank National Association, as servicer, Situs Holdings, LLC, as special servicer, Citibank, N.A., as certificate administrator and Wilmington Trust, National Association, as trustee, relating to the BX 2020-VIVA securitization transaction, pursuant to which the MGM Grand & Mandalay Bay Mortgage Loan is serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of December 1, 2020, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the GSMS 2020-GSA2 securitization transaction, pursuant to which the Signature Office Portfolio and Appletree Business Park Mortgage Loans are serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of February 1, 2020, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the MSC 2020-L4 securitization transaction, pursuant to which the McCarthy Ranch Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5 KeyBank National Association, as Master Servicer

33.6 LNR Partners, LLC, as Special Servicer

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (see Exhibit 33.5)

33.9 LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 5/11/21 to 12/31/21), Appletree Business Park (from 5/11/21 to 12/31/21) (see Exhibit 33.6)

33.10 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 5/11/21 to 12/31/21)

33.11 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 5/11/21 to 12/31/21), Appletree Business Park (from 5/11/21 to 12/31/21) (see Exhibit 33.3)

33.12 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 11/1/21 to 12/31/21), Appletree Business Park (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 5/11/21 to 12/31/21) (see Exhibit 33.3)

33.14 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5 KeyBank National Association, as Master Servicer

34.6 LNR Partners, LLC, as Special Servicer

34.7 Pentalpha Surveillance LLC, as Operating Advisor

34.8 KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (see Exhibit 34.5)

34.9 LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 5/11/21 to 12/31/21), Appletree Business Park (from 5/11/21 to 12/31/21) (see Exhibit 34.6)

34.10 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 5/11/21 to 12/31/21)

34.11 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 5/11/21 to 12/31/21), Appletree Business Park (from 5/11/21 to 12/31/21) (see Exhibit 34.3)

34.12 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 11/1/21 to 12/31/21), Appletree Business Park (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 5/11/21 to 12/31/21) (see Exhibit 34.3)

34.14 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 KeyBank National Association, as Master Servicer

35.6 LNR Partners, LLC, as Special Servicer

35.7 KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (see Exhibit 35.5)

35.8 LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 5/11/21 to 12/31/21), Appletree Business Park (from 5/11/21 to 12/31/21)

35.9 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 5/11/21 to 12/31/21)

35.10 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 5/11/21 to 12/31/21), Appletree Business Park (from 5/11/21 to 12/31/21) (see Exhibit 35.3)

35.11 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 11/1/21 to 12/31/21), Appletree Business Park (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 5/11/21 to 12/31/21) (see Exhibit 35.3)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated April 29, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated April 29, 2021, between Morgan Stanley Capital I Inc. and Argentic Real Estate Finance LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated April 29, 2021, between Morgan Stanley Capital I Inc. and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated April 29, 2021, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.5) Mortgage Loan Purchase Agreement, dated April 29, 2021, between Morgan Stanley Capital I Inc., Barclays Capital Real Estate Inc. and Barclays Capital Holdings Inc. (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.6) Amended and Restated Agreement Between Noteholders, dated as of July 23, 2020, by and among Citi Real Estate Funding Inc., as Initial Noteholder of Note A-5, Note A-9, Note B-5-A, Note B-9-A and Note B-5-B, Barclays Capital Real Estate Inc., as Initial Noteholder of Note A-6, Note B-6-A and Note B-6-B, German American Capital Corporation, as Initial Noteholder of Note A-7, Note B-7-A and Note B-7-B, Société Générale Financial Corporation, as Initial Noteholder of Note A-8, Note A-12, Note B-8-A, Note B-12-A and Note B-8-B, Barclays Bank PLC, as Initial Noteholder of Note A-10 and Note B-10-A, Deutsche Bank AG, New York Branch, as Initial Noteholder of Note A-11 and Note B-11A, Wilmington Trust, National Association, as Trustee on behalf of the Registered Holders of the BX Commercial Mortgage Trust 2020-VIVA, Commercial Mortgage Pass-Through Certificates, Series 2020-VIVA, as Initial Noteholder of Note A-1, Note A-2, Note A-3, Note A-4, Note B-1-A, Note B-2-A, Note B-3-A, Note B-4-A, Note B-1-B, Note B-2-B, Note B-3-B, Note B-4-B, Note C-1, Note C-2, Note C-3 and Note C-4 and Citibank, N.A., as Initial Agent, relating to the MGM Grand & Mandalay Bay loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.7) Co-Lender Agreement, dated as of December 7, 2020, between Citi Real Estate Funding Inc., as initial note A-1 holder and Starwood Mortgage Capital LLC, as initial note A-2 holder and initial note A-3 holder, relating to the Signature Office Portfolio loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of November 25, 2020, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder and Starwood Mortgage Capital LLC, as initial note A-2 holder, relating to the Appletree Business Park loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.9) Co-Lender Agreement, dated as of January 24, 2020, by and between Starwood Mortgage Capital LLC, as initial note A-1 holder, and Starwood Mortgage Capital LLC, as initial note A-2 holder, relating to the McCarthy Ranch loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(99.10) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022