Form 10-K
period 2024-12-31
Morgan Stanley Capital I Trust 2021-L5
filed 2025-03-27
CIK 1856967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5     KeyBank National Association, as Master Servicer

33.6     LNR Partners, LLC, as Special Servicer

33.7     Pentalpha Surveillance LLC, as Operating Advisor

33.8     KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (from 1/1/24 to 12/31/24) (see Exhibit 33.5)

33.9     LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 33.6)

33.10  Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24)

33.11  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.12  Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

33.13  Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.14  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24) (see Exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5     KeyBank National Association, as Master Servicer

34.6     LNR Partners, LLC, as Special Servicer

34.7     Pentalpha Surveillance LLC, as Operating Advisor

34.8     KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (from 1/1/24 to 12/31/24) (see Exhibit 34.5)

34.9     LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 34.6)

34.10  Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24)

34.11  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.12  Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

34.13  Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.14  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24) (see Exhibit 34.4)

(35) Servicer compliance statement.

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

35.3     Wells Fargo Bank, National Association, as Custodian

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     KeyBank National Association, as Master Servicer

35.6     LNR Partners, LLC, as Special Servicer

35.7     KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (from 1/1/24 to 12/31/24) (see Exhibit 35.5)

35.8     LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 35.6)

35.9     Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24)

35.10  Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.11  Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/24 to 12/31/24), Appletree Business Park (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

35.12  Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.13  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/24 to 12/31/24) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated April 29, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

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

Date:  March 26, 2025