Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2021-L5
filed 2026-03-26
CIK 1856967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    KeyBank National Association, as Master Servicer

33.6    LNR Partners, LLC, as Special Servicer

33.7    Pentalpha Surveillance LLC, as Operating Advisor

33.8    KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (from 1/1/25 to 12/31/25) (see Exhibit 33.5)

33.9    LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 33.6)

33.10 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25)

33.11 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.12 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.14 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    KeyBank National Association, as Master Servicer

34.6    LNR Partners, LLC, as Special Servicer

34.7    Pentalpha Surveillance LLC, as Operating Advisor

34.8    KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (from 1/1/25 to 12/31/25) (see Exhibit 34.5)

34.9    LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 34.6)

34.10 Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25)

34.11 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.12 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.14 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    KeyBank National Association, as Master Servicer

35.6    LNR Partners, LLC, as Special Servicer

35.7    KeyBank National Association, as Master Servicer under the BX 2020-VIVA securitization, pursuant to which the following mortgage loans were serviced by such party: MGM Grand & Mandalay Bay (from 1/1/25 to 12/31/25) (see Exhibit 35.5)

35.8    LNR Partners, LLC, as Special Servicer under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 35.6)

35.9    Argentic Services Company LP, as Special Servicer under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25)

35.10 Wells Fargo Bank, National Association, as Custodian under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.11 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2020-GSA2 securitization, pursuant to which the following mortgage loans were serviced by such party: Signature Office Portfolio (from 1/1/25 to 12/31/25), Appletree Business Park (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2020-L4 securitization, pursuant to which the following mortgage loans were serviced by such party: McCarthy Ranch (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated April 29, 2021, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 11, 2021 under SEC File No. 333-227446-14 and incorporated by reference herein).

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

Date:  March 26, 2026